Form 10KSB
period 2007-12-31
Tech Power, Inc.
filed 2008-04-04
CIK 1420419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended December 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-28843

Tech Power, Inc.

(Name of Small Business Issuer in its charter)

NEVADA	72-1530097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number

21356 Nordhoff Street Suite 106 Chatsworth, CA	91311
(Address of principal executive offices)	(Zip code)

(818) 882-8987

Issuer's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☐  No ☒

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the issuer’s voting and non-voting common equity held as of March 31, 2008 by non-affiliates of the issuer was approximately $0. As of March 31, 2008, there were 2,114,625 shares of common stock outstanding.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 31, 2008, the Company had 2,114,625 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

TECH POWER, INC.

TABLE OF CONTENTS
			Page
Part I
	Item 1.	Description of Business	4
	Item 2.	Description of Property	8
	Item 3.	Legal Proceedings	8
	Item 4.	Submission Of Matters To A Vote Of Security Holders	8

Part II
	Item 5.	Market For Common Equity and Related Stockholder Matters	9
	Item 6.	Management Discussion and Analysis	9
	Item 7.	Financial Statements	10
	Item 8.	Changes In And Disagreements With Accountants On	10
		Accounting And Financial Disclosures
	Item 8A.	Controls and Procedures	10
	Item 8B.	Other Information	11

Part III
	Item 9.	Directors, Executive Officers, Promoters And Control Persons	12
		Compliance With Section 16(A) of The Exchange Act
	Item 10.	Executive Compensation	14
	Item 11.	Security Ownership of Certain Beneficial Owners and Management	15
	Item 12.	Certain Relationships and Related Transactions	16
	Item 13.	Exhibits	16
	Item 14.	Principal Accounting Fees and Services	16

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

We were formed on July 17, 2002 as a computer services business focused on providing broadband solutions to customers.  Our initial plan was to use the contacts and connections of our officers to establish a relationship with telecommunication company, XO Communications.  We planned to offer value added services to businesses and consumers by providing the hardware, software, and service to connect to the Internet through XO Communications’ broadband fiber optic network.

On December 15, 2002 we completed a Private Placement Memorandum and opened our offering to friends, family, and neighbors of our officers and focused our attention on raising capital for the following twelve (12) months.

In January, 2004 we received the initial proceeds of our offering.

From January, 2004 through the end of 2006, we remained in a development stage while attempting to raise additional capital from a large investor.  We began researching and analyzing various business strategies.  As we recognized that the broadband market had become more competitive and saturated with new providers, we considered changing our strategy.

Following months of discussion among our management and consultants, on January 1, 2007 we changed our business strategy to focus solely on a technical support hotline for users of computer hardware and software that we call the “Tech Power Support Hotline.”  Outsourcing is a very important aspect of this strategy for the near future as we only have one employee.

Tech Power, Inc. focuses on providing technical support of installed computer hardware and software to businesses.  By extending the useful life of their installed equipment our clients receive enhanced ROI (return on investment).  Tech Power’s President, Mr. Marcus is an accomplished Engineer and Manager with in excess of 30 years of experience in providing small business with computer system technology.

All calls to the Tech Power Support Hotline will be answered with a professionally-recorded greeting that is customized to route the caller through specific hardware or software questions to quickly identify our client’s current problem.  The caller will have the option of reaching a specific department such as wireless support, PC support, Mac support, or Internet support.

The caller will also be able to contact a specific technical service agent by extension, dial by name directory, operator, or listen to useful hotline computer tips recording to build up customer loyalty.  If the caller requests an extension, an electronic receptionist will connect the call to the appropriate technical support staff member immediately.

On the back end of the system, the electronic receptionist will be able to reach our technical support staff quickly even if they aren't available by phone.  If after 30 seconds there is no answer, calls will be sent into a voicemail to leave a message.  The receptionist program will then send an e-mail attachment of the message to the email inbox of the technical support staff member so they can listen to it on their computer.  The staff will also be able to access their messages by phone.

Initially, the technical support staff will be outsourced unless we decide that hiring employees to handle these functions would be a preferred outcome.

All consumers and businesses depend on computer and software technology tools with maximum uptime that are stable, secure, and continuously available. Our mission is to connect businesses with technologists.  This connection will assist businesses from small to large access to experts in the region.  We are focused on partnering with Technology service providers that can provide superior service and top-notch technical expertise.  Initially MSM Consulting group which has an excellent local reputation will provide the expertise to support client leads.  The company has relationships with many technology service providers out of the local service area that need to generate new clients.  The company hopes to utilize this resource to expand the Tech Power, Inc. service reach out of their area in southern California.

The company is highly dependent on its technology service providers and telephone hot line technology to support the onset of our growth with smooth quality operations and minimal expense.  We plan on building an organization of more employees, hardware, and Information Technology to further streamline the companies processes and enhance growth.

Our marketing targets the L.A. area and all leads are forwarded to the MSM Consulting Group.  We will add additional groups as we expand our target marketing reach into new regions.

Distribution Methods

Our services are currently provided through the toll free hotline number only.  We distribute our leads to regional technology support providers by phone, email, or fax to our client Technology Service providers.  Currently the MSM Consulting group is fielding the leads.

By advertising and marketing our toll free number through print, direct mail, radio, television, and the internet we hope to generate new and repeat customers requiring computer technical support.  We will maintain a database of current clients and prospects for follow-up targeted marketing campaigns.

If our advertising and marketing provides results that are better than projected by management and our call volume becomes overwhelming, our business model is very scalable and could be outsourced to third parties domestically or internationally.  Many well-known software and hardware companies currently outsource their support phone lines to countries such as India, Malaysia, and others in the Asia region.

In the future we plan on developing a web site to enable our Technology Service providers to have access to the leads as they are developed.  This will further streamline operations and reduce costs.

Competitive Business Conditions

The computer systems business is highly competitive.  Competition arises from large firms and other small service firms.  Tech Power will likely face moderate competition for computer service business.  Some of these organizations with which Tech Power will compete are extremely powerful and influential.  Most of these competitors have been in business for many years, have established customer bases, are larger, and will be able to handle larger investment in resources.  The effect of such competition on the proposed operations of Tech Power is not determinable at this time.  Tech Power's ability to be profitable will depend largely on the abilities of management, its board of directors, consultants and the ability of Tech Power to attract, retain, and grow its Computer Services business and to control overhead.

The competition to provide technical software and hardware support is extremely fierce.  Competition comes from the largest companies in the world including Microsoft, IBM, McAfee, Best Buy, Circuit City, and many others.  Additional fierce competition comes from overseas online and phone support agents which may have significantly lower labor rates.  Although we feel our experience and personal relationships will bring in our initial sales; our company may not be able to compete in this market successfully overall.

Government Approvals

Tech Power does not currently provide any computer services other than as a sub-contractor, agent or reseller that requires any federal or state regulation compliance with the sole exception of network infrastructure.  A state contractors license may be required if certain contracts are sought by Tech Power.

Existing or Probable Governmental Regulations

Changes in federal and state legislation and regulations applicable to Tech Power may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other computer services companies.  Changes in applicable laws or regulations may have an adverse effect on the business and prospects of the company.  Many of these regulations are intended to protect the public, not shareholders.

There have been significant changes in the computer industry in recent years.  Few of the changes have resulted from federal legislation intended to protect consumers.

Employees

We currently have one part-time employee, Mitchell S. Marcus, our CEO, President, Chief Financial Officer and Secretary.

Risk Factors

An investment in our common stock being offered for resale by the selling shareholders is very risky. You should carefully consider the risk factors described below, together with all other information in this prospectus before making an investment decision. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Because our operating history is limited and the revenue and income potential of our business and markets are unproven, we cannot predict whether we will meet internal or external expectations of future performance.

We believe that our future success depends on our ability to significantly increase revenue from our operations, of which we have a limited history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history.

NEED FOR NEW TECHNOLOGICAL CHANGES

The computer services industry is undergoing rapid changes with frequent introductions of new products and services.  In addition to better serving business, the effective use of technology increases efficiency and enables organizations to reduce costs.

The company’s future success will depend in part on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in operations.  It is understood that many of Tech Power’s competitors have substantially greater resources to invest in technological improvements.  There can be no assurance that Tech Power will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to its customers.

COMPETITION

The computer systems business is highly competitive.  Competition arises from large firms and other small service firms.  Tech Power will likely face moderate competition for computer service business.  Some of these organizations with which Tech Power will compete are extremely powerful and influential.  Most of these competitors have been in business for many years, have established customer bases, are larger, and will be able to handle larger investment in resources.  The effect of such competition on the proposed operations of Tech Power is not determinable at this time.  Tech Power's ability to be profitable will depend largely on the abilities of management, its board of directors, consultants and the ability of Tech Power to attract, retain, and grow its Computer Services business and to control overhead.

Our extremely limited operating history makes it difficult to evaluate our business and prospects

We organized our business in July 2002 and have limited operating history.  Accordingly, you have limited information about us with which to evaluate our business, strategies and performance, and an investment in our common stock.  We are deemed to be a development stage company in the early phases of operation and the likelihood of success must be considered in light of the many unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures.

Because we currently depend on our ability to sign up new clients, a decline in demand for our products and services may harm our operating results

We presently expect to derive substantially all of our revenues from the marketing and sale of our computer services and products.  The market may not demand, nor continue to demand our current service and we may not be successful in marketing any new or enhanced services.  Any reduction in the demand for our current service or our failure to successfully develop or market and introduce new or enhanced services could materially adversely affect our business, financial condition and results of operations.

If we lose key personnel, we maybe unable to successfully operate our business

We depend on the continued contributions of our executive officers and consultants to work effectively as a team, to execute our business strategy and to manage our personnel.  The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to attract and retain additional qualified personnel, our future business may suffer

Our future business strategy will require us to attract and retain qualified marketing, technical, and administrative personnel.  We may experience difficulty in recruiting qualified personnel, which is an intensely competitive and time-consuming process.  We may not be able to attract and retain the necessary personnel to accomplish our business objectives as our business develops and grows.  Accordingly, we may experience constraints that will adversely affect our ability to satisfy future customer demand in a timely fashion or to support our customers and operations.  This could cause an adverse effect on our business, financial condition and results of operations.

In order to be successful and profitable we must grow rapidly. We expect that rapid growth will put a large strain on our management team and our other resources. We may not have sufficient resources to manage this growth effectively.

We anticipate that a period of significant expansion will be required to address potential growth in our customer base, market opportunities and personnel. This expansion will place a significant strain on our management, operational and financial resources. To manage the expected growth of our operations and personnel, we will be required to implement new operational and financial systems, procedures and controls, and to expand, train and manage our growing employee base. We also will be required to expand our finance, administrative and operations staff. Further, we anticipate that we will be entering into relationships with various strategic partners and third parties necessary to our business. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Management may not able to hire, train, retain, motivate and manage required personnel for our planned operations.

REGULATION OF PENNY STOCKS

 The Commission has adopted a number of rules to regulate “penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities may constitute “penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers’ (NASD) OTC Bulletin Board or the "Pink Sheets", the rules would apply to us and to our securities.

The Commission has adopted Rule 15g-9 that established sales practice requirements low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by any person unless prior to the transaction:  (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stock, the broker or dealer must:  (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction  from  the  person;   and  (ii)  stating  in  a  highlighted  format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement.

It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions.  Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.  Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our principal executive offices at 21356 Nordhoff Street, Chatsworth, California, where our President maintains his business offices. We use this office space on a month to month basis free of charge. We believe that this space is sufficient for our current requirements. The Company does not own or rent any properties.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company's or our company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Price

There is no trading market for our common stock at present and there has been no trading market to date.  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Options, Warranties and Other Equity Items

There  are  no  outstanding  options  or  warrants  to  purchase,  nor  any securities convertible into, the our common shares.  Additionally, there are no shares that could be sold pursuant to Rule 144 under the Securities Act or that we had agreed to register under the Securities Act for sale by security holders.  Further, there are no common shares of the Company being, or proposed to be, publicly offered by the Company.

Holders

As of March 31, 2008, there were forty-five (45) shareholders of our common stock.

Dividends

We have not paid dividends in the past on any class of stock and we do not anticipate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for use in our business for an indefinite period. Payments of dividends in the future, if any, will depend on, among other things, our ability to generate earnings, our need for capital, and our financial condition. Our ability to pay dividends is limited by applicable state law. Declaration of dividends in the future will remain within the discretion of our Board of Directors, which will review the dividend policy from time to time.

Recent Sales of Unregistered Securities

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We were formed on July 17, 2002 as a computer services business focused on providing broadband solutions to customers.  Our initial plan was to use the contacts and connections of our officers to establish a relationship with telecommunication company, XO Communications.  We planned to offer value added services to businesses and consumers by providing the hardware, software, and service to connect to the Internet through XO Communications’ broadband fiber optic network.

We are a technical support company that offers remote technical support to users of computers and their hardware and software.  Our goal is to be a resource to companies who need technical support but are unwilling or unable to pay for a computer technical support specialist to visit their location and to tap into the small business market of southern California.

We face many challenges in meeting our goal.  Technical support is offered by many companies including but not limited to computer manufacturers and retailers.  In the short-term, we are focused on establishing ourselves as a company who can provide quality technical support over the telephone and internet at a reasonable cost and in a timely manner.

We believe that, if properly capitalized, we can develop our existing contacts and resources to compete in this field and within our market.

LIQUIDTY AND CAPITAL RESOURCES

Tech Power, Inc. has limited working capital and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Tech Power, Inc. to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Historically operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales and raise capital through private placement offerings of its equity securities to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

ITEM 7. FINANCIAL STATEMENTS

The Company's Financial Statements and Notes to Financial Statements are attached hereto beginning with page F-1.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past five fiscal years or any later interim period our principal independent accountant has neither resigned, declined to stand for re-election, nor been dismissed by our directors.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of our Disclosure Controls.

As of the end of the period covered by this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report of Internal Control over Financial Reporting .

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Maddox Ungar Silberstein, PLLC., our independent registered public accounting firm, has not issued an attestation report on the effectiveness of our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about our sole officer and director.

NAME	AGE	POSITION
Mitchell Marcus	59	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Mr. Marcus serves as President, Chief Executive Officer, Chief Financial Officer and Secretary at the pleasure of the board of directors.

Mr. Marcus shall serve as our director until the next annual meeting of stockholders or until his prior death, resignation or removal and until any successors are duly elected and have qualified.

Directors will be elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between Mr. Marcus and any other person pursuant to which he was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current director to our board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Mitchell Marcus, age 59, is the President of a full service computer company MSM Consulting Group.  Since 1970 he has specialized in providing electronics consulting engineer and regional tech support services to small to mid-sized companies in the greater Los Angeles area.  The MSM Consulting Group is an outsourced MIS department prepared to deliver services to clients of the Tech Power Inc. 1800 TECH SUPPORT advertising program in the greater Los Angeles area.

Mr. Marcus has experience providing quality Management Information System services and support in order to provide customers with savings and liability of staffing their own dedicated MIS department. Mr. Marcus has assisted his clients in taking full advantage of his many years of experience and versatility to reduce their Total Cost of Ownership.   Mr. Marcus has proven that he can provide "Customer Focused" system design, implementation, service, and customer support for Tech Power, Inc technical support 1800 hotline users.

As founder of "Marcus and Associates, Inc.", an Industrial/Commercial Electronics Design and Manufacturing Company, we received two design awards from the Institute of Electrical and Electronics Engineers.  As a "design to spec" firm, we are responsible for several patents awarded to our clients commercial and industrial products.  Furthermore, Mr. Marcus’ digital experience started with the birth of the first commercially successful integrated circuits circa 1967.  In 1968, as a member of the design team developing the first computer controlled radio station automation system, he was responsible for design support and test of all proto-type hardware.  As the lead Engineering Technician, he was additionally responsible for implementation and assembly of many of the critical circuits and components, including the actual computer at the chip level and peripheral equipment interfaces required.   In late 1969, he founded his own design and manufacturing firm.  They designed and built many industrial commercial products from sprinkler system controllers to the first electronic clocks.

In excess of 30 years of direct computer system design and manufacturing, installation, and service experience, Mr. Marcus is a valuable resource and a founder of Tech Power’s directory of tech support consultants

Audit Committee and Financial Expert

We do not have an Audit Committee.  Mr.  Marcus,  the sole  director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements;  reviewing  the  independent  auditors  independence,  the financial statements and their audit report; and reviewing management's  administration of the system of  internal  accounting  controls.  We do not currently have a written audit committee charter or similar document.

We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no business operations, management believes the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

      1.

Honest and ethical conduct, including the ethical handling of actual or apparent  conflicts of interest between personal and professional relationships;

      2.

Full,  fair,  accurate,  timely  and  understandable  disclosure  in reports and  documents  that are filed with,  or  submitted  to, the Commission and in other public communications made by an issuer;

      3.    Compliance with applicable governmental laws, rules and regulations;

      4.

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

      5.    Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions

The decision to not adopt such a code of ethics resulted from the Company having only one officer and one director, who is the same person, thus eliminating the need for such a code.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Mr. Mitchell Marcus, our sole director, performs some of the functions associated with a Nominating Committee.  We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Indemnification of Officers and Directors

Our bylaws provide for indemnification of each person (including the heirs, executors, administrators, or estate of such person) who is or was director and officer of the corporation to the fullest extent permitted or authorized by current or future legislation or judicial or administrative decision against all fines, liabilities, costs and expenses, including attorneys’ fees, arising out of his or her status as a director, officer, agent, employee or representative. Nevada Revised Statute 78.7502 allows indemnification so long as the officers and directors acted in good faith.  The foregoing right of indemnification shall not be exclusive of other rights to which those seeking an indemnification may be entitled.  The corporation may maintain insurance, at its expense, to protect itself and all officers and directors against fines, liabilities, costs, and expenses, whether or not the corporation would have the legal power to indemnify them directly against such liability.  Such indemnification has the effect of reducing the liability of officers and directors.

Section 78.751 of the Nevada Revised Statutes requires that the determination that indemnification is proper in a specific case must be made by (a) the stockholders, (b) the board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding or (c) independent legal counsel in a written opinion (i) if a majority vote of a quorum consisting of disinterested directors is not possible or (ii) if such an opinion is requested by a quorum consisting of disinterested directors.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Securities Act") may be permitted to our directors, officers and controlling persons (within the meaning of the Securities Exchange Act) pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Conflicts of Interest

The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.  It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction.  The fact that a substantial premium may be paid to members of our management to acquire their shares creates a conflict of interest for them and may compromise their state law a fiduciary duty to our other shareholders.  In making any such sale, members of our management may consider their own personal pecuniary benefit rather  than  the  best  interests  of  the  Company  and  our other shareholders, and the other shareholders are not expected to be afforded the opportunity  to  approve  or  consent  to  any  particular  buy-out  transaction involving shares held by members of our management.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of our directors or executive officers, or to any  other  affiliate  of  the  Company  except  as  described  under  Executive Compensation below. Although management has no current plans to cause the Company to do so, it is possible  that we will enter into an agreement with an  acquisition  candidate  requiring  the sale of all or a portion of the common stock held by our current stockholder to the acquisition candidate or principals  thereof,  or to other individuals or business entities, or requiring some other form of payment to our current  stockholder, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by our current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to our current stockholder in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.

 ITEM 10. EXECUTIVE COMPENSATION

To date, we have not entered into any employment agreements with our officers and do not presently intend to do so. Our officer does not receive any compensation for his services rendered and has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until the year ended December 31, 2007.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Mitchell Marcus President Chief Executive Officer and Director
	2007	$0	$0	$0	$0	$0	$0	$0	$0
	2006	$0	$0	$0	$0	$0	$0	$0	$0

Our shareholders may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities

Stock Options

We do not have, nor do we anticipate adopting a stock option plan. Additionally, we do not have any retirement, pension, profit sharing, stock option or other similar programs.

Employment Contracts

We presently have no employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  table  sets  forth  each  person  known  by the Company to be the the beneficial  owner of five  percent or more of the  common  stock of the Company and the sole  director  and officer of Company.  Each such person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (2)	Percent of Class
Mitchell S. Marcus [1] 21356 Nordhoff Street, Suite 106 Chatsworth, CA 91311	1,820,000	86.07%

[1] Mitchell S. Marcus was elected CEO, President, Chief Financial Officer and Secretary of the Company on July 17, 2002.

[2] The original shares issued to Mitchell Marcus were issued pursuant to a Section 4(2) exemption of Securities Act of 1933 as amended.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following shareholders are related to Mitchell S. Marcus our sole director and officer: Meredith Marcus, daughter; Imanda Marcus, daughter; Al Marcus, father.  This offering was made in California in reliance on an exemption from registration with the SEC provided by section 3(b) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D promulgated there under by the SEC.

The Company utilizes the office space and equipment of its sole officer and director at no cost. Management estimated such amounts to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Neither of the directors of the Company would be deemed independent under the independence standards applicable to the Company. The Company does not have a separately designated audit, nominating or compensation committee or committee performing similar functions.

ITEM 13: EXHIBITS

Exhibit Number	Description

31.1                                      Certification of the Principal Executive Officer pursuant to

                                             Section 302 of the Sarbanes-Oxley Act of 2002

31.2                                      Certification of the Principal Financial Officer pursuant to

                                             Section 302 of the Sarbanes-Oxley Act of 2002

32.1                                      Certification of the Principal Executive Officer pursuant to

                                             U.S.C. Section 1350 as adopted pursuant to Section 906 of the

                                             Sarbanes-Oxley Act of 2002*

32.2                                      Certification of the Principal Financial Officer pursuant to

                                             U.S.C. Section 1350 as adopted pursuant to Section 906 of the

                                             Sarbanes-Oxley Act of 2002*

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees billed to us for the fiscal year ended December 31, 2007 by our outside auditor:

                                       Fiscal Year Ended

Fiscal Year Ended

                                       December 31, 2007

December 31, 2006

                                       -----------------------

-----------------------

Audit fees                             $

4,400.00

$         2,863.00

Audit-related fees                 $           -

$

-

Tax fees                                $           -

$

-

Other fees                             $           -

$

-

 Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair our accountants' independence. Since we do not have an Audit Committee, the function of the Audit Committee is carried out by our board of directors, which presently comprises Mr. Mitchell Marcus.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 The Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECH POWER, INC.

Date: March 31, 2008

/s/ Mitchell Marcus

Mr. Mitchell Marcus

Chief Executive Officer

Date: March 31, 2008

/s/ Mitchell Marcus

Mr. Mitchell Marcus

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2008	/s/ Mitchell Marcus Mr. Mitchell Marcus Director

TECH POWER, INC.

(A Development Stage Company)

FINANCIAL REPORT

FOR THE YEARS ENDED

DECEMBER 31, 2007 and 2006

TECH POWER, INC.

(A Development Stage Company)

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Tech Power, Inc.

Chatsworth, California

We have audited the accompanying balance sheet of Tech Power, Inc. (a development stage company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception (July 17, 2002) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tech Power, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period from inception (July 17, 2002) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has not yet begun operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan

March 18, 2008

TECH POWER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

As of December 31, 2007 and 2006

	2007	2006
ASSETS

Current Assets
Cash and equivalents	$ 2,080	$ 8,274

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accrued expenses – related party	$ 1,863	$ -0-
Note payable – related party	2,500	-0-
Total liabilities	4,363	-0-

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 25,000,000 shares authorized, 2,114,625 shares issued and outstanding	2,115	2,115
Additional paid-in capital	7,633	7,633
Deficit accumulated during the development stage	(12,031)	(1,474)
Total stockholders’ equity (deficit)	(2,283)	8,274

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 2,080	$ 8,274

See accompanying notes to financial statements.

TECH POWER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Years Ended December 31, 2007 and 2006

Period from July 17, 2002 (Inception) to December 31, 2007

			Period from
			July 17, 2002
			(Inception)
	Year Ended	Year Ended	to December
	December 31, 2007	December 31, 2006	31, 2007

Revenues	$ -0-	$ -0-	$ -0-

General and administrative expenses	10,725	-0-	10,725

Net (loss) before other income (expense)	(10,725)	-0-	(10,725)

Other income (expense)
Dividend income	168	330	710
Escrow fees	-0-	-0-	(2,016)
Total other income (expense)	168	330	(1,306)

Net income or (loss)	$ (10,557)	$ 330	$ (12,031)

Net income per share:
Basic and diluted	$ -0-	$ -0-	$ (0.01)

Weighted average shares outstanding:
Basic and diluted	2,114,625	2,114,625	2,114,625

See accompanying notes to financial statements.

 TECH POWER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Period January 1, 2005 – December 31, 2007

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Balance – January 1, 2005	2,114,615	$ 2,115	$ 7,633	$ (1,983)	$ 7,765
Net income for the year ended December 31, 2005	-	-	-	179	179
Balance - December 31, 2005	2,114,615	2,115	7,633	(1,804)	7,944
Net income for the year ended December 31, 2006	-	-	-	330	330
Balance – December 31, 2006	2,114,615	2,115	7,633	(1,474)	8,274
Net (loss) for the year ended December 31, 2007	-	-	-	(10,557)	(10,557)
Balance – December 31, 2007	2,114,615	$ 2,115	$ 7,633	$ (12,031)	$ (2,283)

See accompanying notes to financial statements.

TECH POWER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2006

 Period from July 17, 2002 (Inception) to December 31, 2007

			Period from
			July 17, 2002
			(Inception)
	Year Ended	Year Ended	to December
	December 31, 2007	December 31, 2006	31, 2007
Cash Flows from Operating Activities
Net income (loss)	$ (10,557)	$ 330	$ (12,031)
Change in non-cash working capital items
Increase in accrued expenses-related party	1,863	-0-	1,863
Net cash provided by (used in) operating activities	(8,694)	330	(10,168)

Cash Flows from Financing Activities
Proceeds from sales of common stock	-0-	-0-	9,748
Loan received from related party	2,500	-0-	2,500
Net cash provided by financing activities	2,500	-0-	12,248

Net increase (decrease) in cash	(6,194)	330	2,080

Cash – beginning of period	8,274	7,944	-0-
Cash – end of period	$ 2,080	$ 8,274	$ 2,080

Supplemental Cash Flow Disclosures:
Cash paid for interest	$ -0-	$ -0-	$ -0-
Cash paid for income taxes	$ -0-	$ -0-	$ -0-

See accompanying notes to financial statements.

TECH POWER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Tech Power, Inc. (the “Company”) was incorporated in Nevada on July 12, 2002.  Tech Power, Inc. is a development stage company located in Chatsworth, California. The Company’s focus is on providing computer hardware and software technical support.  The Company operates out of office space owned by a director and stockholder of the Company.  The facilities are provided at no charge.  There can be no assurances that the facilities will continue to be provided at no charge in the future.

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ”Accounting and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Tech Power, Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2007 and 2006, respectively, the Company had $2,080 and $8,274 of unrestricted cash that was held in a money market account, to be used for future business operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

TECH POWER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Tech Power, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – INCOME TAXES

For the period from inception through ended December 31, 2007 and 2006, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $12,000 at December 31, 2007, and will expire in various amounts through the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2007	2006
Deferred tax asset attributable to:
Net operating loss carryover	$ 4,080	$ 476
Valuation allowance	(4,080)	(476)
Net deferred tax asset	$ -0-	$ -0-

NOTE 3 – LIQUIDITY AND GOING CONCERN

Tech Power, Inc. has limited working capital, has not yet received revenues from sales of products or services, and experienced an operating loss for the year ended December 31, 2007.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Tech Power, Inc. to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.