Form 10KSB/A
period 2007-12-31
Tech Power, Inc.
filed 2008-04-09
CIK 1420419

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☒  No ☐

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

                                             Section 302 of the Sarbanes-Oxley Act of 2002*

31.2                                      Certification of the Principal Financial Officer pursuant to

                                             Section 302 of the Sarbanes-Oxley Act of 2002*

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

                                             U.S.C. Section 1350 as adopted pursuant to Section 906 of the

                                             Sarbanes-Oxley Act of 2002*

32.2                                      Certification of the Principal Financial Officer pursuant to

                                             U.S.C. Section 1350 as adopted pursuant to Section 906 of the

                                             Sarbanes-Oxley Act of 2002*

*Denotes previously filed

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees billed to us for the fiscal year ended December 31, 2007 by our outside auditor:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2007	December 31, 2006

Audit Fees	$4,400.00	$2,863.00
Audit Related Taxes	$-	$-
Tax Fees	$-	$-
Other Fees	$-	$-

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