Form 10-Q
period 2008-03-31
Tech Power, Inc.
filed 2008-05-27
CIK 1420419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarter ended March 31, 2008

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

(818) 882-8987

Issuer's Telephone Number

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” ion Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes X  No ☐

 (APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 27, 2008, the Company had 2,114,625 shares of common stock issued and outstanding.

FORM 10-Q

TECH POWER, INC.

TECH POWER, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of March 31, 2008 and 2007

	2008	2007
ASSETS

Current Assets
Cash and equivalents	$ 67	$ 5,054

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accrued expenses – related party	$ 4,263	$ -0-
Note payable – related party	2,500	-0-
Total liabilities	6,763	-0-

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 25,000,000 shares authorized, 2,114,625 shares issued and outstanding	2,115	2,115
Additional paid-in capital	7,633	7,633
Deficit accumulated during the development stage	(16,444)	(4,694)
Total stockholders’ equity (deficit)	(6,696)	5,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 67	$ 5,054

See accompanying notes to financial statements.

TECH POWER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three Months Ended March 31, 2008 and 2007

Period from July 17, 2002 (Inception) to March 31, 2008

			Period from
	Three Months Ended	Three Months Ended	July 17, 2002 (Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

Revenues	$ -0-	$ -0-	$ -0-

General and administrative expenses	4,420	3,300	15,145

Net (loss) before other income (expense)	(4,420)	(3,300)	(15,145)

Other income (expense)
Dividend income	7	80	717
Escrow fees	-0-	-0-	(2,016)
Total other income (expense)	7	80	(1,299)

Net income or (loss)	$ (4,413)	$ (3,220)	$ (16,444)

Net income per share:
Basic and diluted	$ -0-	$ -0-	$ (0.01)

Weighted average shares outstanding:
Basic and diluted	2,114,625	2,114,625	2,114,625

See accompanying notes to financial statements.

 TECH POWER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

For the Period January 1, 2005 – March 31, 2008

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Balance – January 1, 2005	2,114,615	$ 2,115	$ 7,633	$ (1,983)	$ 7,765
Net income for the year ended December 31, 2005	-	-	-	179	179
Balance – December 31, 2005	2,114,615	2,115	7,633	(1,804)	7,944
Net income for the year ended December 31, 2006	-	-	-	330	330
Balance – December 31, 2006	2,114,615	2,115	7,633	(1,474)	8,274
Net (loss) for the year ended December 31, 2007	-	-	-	(10,557)	(10,557)
Balance – December 31, 2007	2,114,615	2,115	7,633	(12,031)	(2,283)
Net (loss) for the three months ended March 31, 2008 Balance – March 31, 2008	- 2,114,615	- $ 2,115	- $ 7,633	(4,413) $ (16,444)	(4,413) $ (6,696)

See accompanying notes to financial statements.

TECH POWER, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

Three Months Ended March 31, 2008 and 2007

 Period from July 17, 2002 (Inception) to March 31, 2008

			Period from
	Three Months Ended	Three Months Ended	July 17, 2002, (Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008
Cash Flows from Operating Activities
Net income (loss)	$ (4,413)	$ (3,220)	$ (16,444)
Change in non-cash working capital items
Increase in accrued expenses-related party	2,400	-0-	4,263
Net cash (used in) operating activities	(2,013)	(3,220)	(12,181)

Cash Flows from Financing Activities
Proceeds from sales of common stock	-0-	-0-	9,748
Loan received from related party	-0-	-0-	2,500
Net cash provided by financing activities	-0-	-0-	12,248

Net increase (decrease) in cash	(2,013)	(3,220)	67

Cash – beginning of period	2,080	8,274	-0-
Cash – end of period	$ 67	$ 5,054	$ 67

Supplemental Cash Flow Disclosures:
Cash paid for interest	$ -0-	$ -0-	$ -0-
Cash paid for income taxes	$ -0-	$ -0-	$ -0-

See accompanying notes to financial statements.

TECH POWER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

March 31, 2008

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

Cash and Cash Equivalents

Tech Power, Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2008 and 2007, respectively, the Company had $67 and $5,054 of unrestricted cash that was held in a money market account, to be used for future business operations.

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

TECH POWER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

March 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Tech Power, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – INCOME TAXES

For the period from inception through ended March 31, 2008 and 2007, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $16,400 at March 31, 2008, and will expire in various amounts through the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at March 31, 2008 and 2007:

	2008	2007
Deferred tax asset attributable to:
Net operating loss carryover	$ 5,576	$ 1,600
Valuation allowance	(5,576)	(1,600)
Net deferred tax asset	$ -0-	$ -0-

NOTE 3 – ACCRUED EXPENSES – RELATED PARTY

The Company has a payable due to a related party, the son of the Company’s CEO, totaling $2,263 at March 31, 2008, related to operating expenses of the Company that were paid for by the related party.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

The Company received a loan of $2,500 from a related party, the daughter of the Company’s CEO, in June 2007, to be used for working capital.  The loan is non-interest bearing and is secured by 50,000 shares of the Company’s common stock. The loan principal is due in full on July 1, 2008.

TECH POWER, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

March 31, 2008

NOTE 5 – LIQUIDITY AND GOING CONCERN

Tech Power, Inc. has limited working capital, has not yet received revenues from sales of products or services, and experienced operating losses for the periods ended March 31, 2008.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

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

Plan of Operations

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; our ability to raise such funds as are necessary to maintain our operations; the ability of management to execute its business plan.

Item 4T.  Controls and Procedures.

As of the end of the period covered by this Quarterlyl Report on Form 10-Q, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report of Internal Control over Financial Reporting .

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control that occurred during the first quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Maddox Ungar Silberstein, PLLC., our independent registered public accounting firm, has not issued an attestation report on the effectiveness of our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding pending against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer
		pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer
		pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer
		pursuant to U.S.C. Section 1350 as adopted pursuant
		to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer
		pursuant to U.S.C. Section 1350 as adopted pursuant
		to Section 906 of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH POWER, INC.

Date: May 27, 2008
/s/ Mitchell S. Marcus
Mitchell S. Marcus
Chief Executive Officer and Chief Financial Officer