Form 10-Q
period 2008-06-30
Tech Power, Inc.
filed 2008-08-14
CIK 1420419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-28843

Tech Power, Inc.
(Name of Small Business Issuer in its charter)

NEVADA	72-1530097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

21356 Nordhoff Street
Suite 106
Chatsworth, CA	91311
(Address of principal executive offices)	(Zip code)

(818) 882-8987
Issuer’s Telephone Number

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

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

          As of August 13, 2008, the Company had 2,114,625 shares of common stock issued and outstanding.

FORM 10-Q
TECH POWER, INC.
INDEX

TECH POWER, INC.
(A Development Stage Company)

FINANCIAL REPORT

JUNE 30, 2008

TECH POWER, INC.
(A Development Stage Company)

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007

	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and equivalents	$67	$2,080

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Liabilities
Current Liabilities
Accrued expenses – related party	$15,638	$1,863
Note payable – related party	2,500	2,500

Total liabilities	18,138	4,363

Stockholders’ (Deficit)
Common Stock, $.001 par value, 25,000,000 shares authorized, 2,114,625 shares issued and outstanding	2,115	2,115
Additional paid-in capital	7,633	7,633
Deficit accumulated during the development stage	(27,819)	(12,031)

Total stockholders’ (deficit)	(18,071)	(2,283)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$67	$2,080

See accompanying notes to financial statements.

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Six Months and Three Months Ended June 30, 2008 and 2007
Period from July 17, 2002 (Inception) to June 30, 2008

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Period from July 17, 2002 (Inception) to June 30, 2008

Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

General and administrative expenses	15,795	3,978	11,375	678	26,520

Net (loss) before other income (expense)	(15,795)	(3,978)	(11,375)	(678)	(26,520)

Other income (expense)
Dividend income	7	124	-0-	44	717
Escrow fees	-0-	-0-	-0-	-0-	(2,016)

Total other income (expense)	7	124	-0-	44	(1,299)

Net (loss)	$(15,788)	$(3,854)	$(11,375)	$(634)	$(27,819)

Net (loss) per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	2,114,625	2,114,625	2,114,625	2,114,625	2,114,625

See accompanying notes to financial statements.

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
For the Period January 1, 2005 – June 30, 2008

				Deficit accumulated during the development stage
			Additional paid-in capital
	Common stock

	Shares	Amount			Total

Balance – January 1, 2005	2,114,615	$2,115	$7,633	$(1,983)	$7,765
Net income for the year ended December 31, 2005	—	—	—	179	179

Balance – December 31, 2005	2,114,615	2,115	7,633	(1,804)	7,944
Net income for the year ended December 31, 2006	—	—	—	330	330

Balance – December 31, 2006	2,114,615	2,115	7,633	(1,474)	8,274
Net (loss) for the year ended December 31, 2007	—	—	—	(10,557)	(10,557)

Balance – December 31, 2007	2,114,615	2,115	7,633	(12,031)	(2,283)
Net (loss) for the six months ended June 30, 2008	—	—		(15,788)	(15,788)

Balance – June 30, 2008	2,114,615	$2,115	$7,633	$(27,819)	$(18,071)

See accompanying notes to financial statements.

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six Months Ended June 30, 2008 and 2007
Period from July 17, 2002 (Inception) to June 30, 2008

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Period from July 17, 2002, (Inception) to June 30, 2008

Cash Flows from Operating Activities
Net income (loss)	$(15,788)	$(3,854)	$(27,819)
Change in non-cash working capital items (Increase) in prepaid expenses	-0-	(5,000)	-0-
Increase in accrued expenses-related party	13,775	115	15,638

Net cash (used in) operating activities	(2,013)	(8,739)	(12,181)

Cash Flows from Financing Activities
Proceeds from sales of common stock	-0-	-0-	9,748
Loan received from related party	-0-	2,500	2,500

Net cash provided by financing activities	-0-	2,500	12,248

Net increase (decrease) in cash	(2,013)	(6,239)	67

Cash – beginning of period	2,080	8,274	-0-

Cash – end of period	$67	$2,035	$67

Supplemental Cash Flow Disclosures:
Cash paid for interest	$-0-	$-0-	$-0-

Cash paid for income taxes	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (unaudited)
June 30, 2008

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

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Tech Power, Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2008, the Company had $67 of unrestricted cash that was held in a money market account, to be used for future business operations.

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
June 30, 2008

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

NOTE 2 – INCOME TAXES

For the period from inception through ended June 30, 2008, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $27,819 at June 30, 2008, and will expire in various amounts through the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at June 30, 2008:

2008

Deferred tax asset attributable to:
Net operating loss carryover	$9,458
Valuation allowance	(9,458)

Net deferred tax asset	$-0-

NOTE 3 – ACCRUED EXPENSES – RELATED PARTY

The Company has a payable due to a related party, the son of the Company’s CEO, totaling $15,638 at June 30, 2008, related to operating expenses of the Company that were paid for by the related party.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

The Company received a loan of $2,500 from a related party, the daughter of the Company’s CEO, in June 2007, to be used for working capital. The loan is non-interest bearing and is secured by 50,000 shares of the Company’s common stock. The loan principal is due in full on January 1, 2009.

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (unaudited)
June 30, 2008

NOTE 5 – LIQUIDITY AND GOING CONCERN

Tech Power, Inc. has limited working capital, has not yet received revenues from sales of products or services, and experienced operating losses for the periods ended June 30, 2008. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There are numerous factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; our ability to raise such funds as are necessary to maintain our operations; the ability of management to execute its business plan.

Item 4T. Controls and Procedures.

          As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

          Based upon their controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

          Management’s Report of Internal Control over Financial Reporting.

          There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control that occurred during the second quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

          Maddox Ungar Silberstein, PLLC., our independent registered public accounting firm, has not issued an attestation report on the effectiveness of our internal control over financial reporting.

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

* The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH POWER, INC.

Date: August 13, 2008
/s/ Mitchell S. Marcus

Mitchell S. Marcus
Chief Executive Officer and Chief Financial Officer