Form 10-Q
period 2008-09-30
Tech Power, Inc.
filed 2008-12-19
CIK 1420419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-28843

Tech Power, Inc.
(Name of Small Business Issuer in its charter)

NEVADA	72-1530097
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

18031 Irvine Blvd
Suite 101
Tustin, CA	92780
(Address of principal executive offices)	(Zip code)

(714) 832-5386
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

          As of December 17, 2008, the Company had 2,114,625 shares of common stock issued and outstanding.

FORM 10-Q
TECH POWER, INC.
INDEX

		Page

PART I	Financial Information

	Item 1. Financial Statements (Unaudited)

	Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	1

	Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 and for the period from July 17, 2002 (inception) through September 30, 2008 (Unaudited)	2

	Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 and for the period from July 17, 2002 (inception) through September 30, 2008 (Unaudited)	3

	Notes to Financial Statements as of September 30, 2008 (Unaudited)	4

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations	5

	Item 3. Qualitative and Quantitative Disclosures About Market Risk	6

	Item 4T. Controls and Procedures	6

PART II	Other Information	7

	Item 1. Legal Proceedings	7

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7

	Item 3. Defaults Upon Senior Securities	7

	Item 4. Submission of Matters to a Vote of Security Holders	7

	Item 5. Other Information	7

	Item 6. Exhibits	7

	Signatures	8

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

As of September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007

	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash equivalents	$67	$2,080

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses – related party	$16,393	$1,863
Note payable – related party	8,500	2,500

Total liabilities	24,893	4,363

Stockholders’ Deficit
Common Stock, $.001 par value, 25,000,000 shares authorized, 2,114,625 shares issued and outstanding	2,115	2,115
Additional paid-in capital	7,901	7,633
Deficit accumulated during the development stage	(34,842)	(12,031)

Total stockholders’ deficit	(24,826)	(2,283)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$67	$2,080

See accompanying notes to financial statements.

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)

Three and Nine Months Ended September 30, 2008 and 2007

And the Period from July 17, 2002 (Inception) to September 30, 2008

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Period from July 17, 2002 (Inception) to September 30, 2008

Revenues	$—	$—	$—	$—	$—

General and administrative expenses	6,755	5,566	22,551	9,429	33,275

Net loss before other income (expense)	(6,755)	(5,566)	(22,551)	(9,429)	(33,275)

Other income (expense)
Dividend income	8	23	8	147	717
Interest expense	(268)		(268)		(268)
Escrow fees	—	—	—	—	(2,016)

Total other income (expense)	(260)	23	(260)	147	(1,567)

Net loss	$(7,015)	$(5,543)	$(22,811)	$(9,282)	$(34,842)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	2,114,625	2,114,625	2,114,625	2,114,625

See accompanying notes to financial statements.

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)

Nine Months Ended September 30, 2008 and 2007

And the Period from July 17, 2002 (Inception) to September 30, 2008

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Period from July 17, 2002, (Inception) to September 30, 2008

Cash Flows from Operating Activities
Net loss	$(22,811)	$(9,282)	$(34,842)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Imputed interest on shareholder loan	268	—	268
Change in non-cash working capital items
(Increase) in prepaid expenses	—	(5,000)	—
Increase in accrued expenses	—	5,177	—
Increase in accrued expenses-related party	14,530	389	16,393

Net cash used in operating activities	(8,013)	(8,716)	(18,181)

Cash Flows from Financing Activities
Proceeds from sales of common stock	—	—	9,748
Loan received from related party	6,000	2,500	8,500

Net cash provided by financing activities	—	2,500	18,248

Net increase (decrease) in cash	(2,013)	(6,216)	67

Cash – beginning of period	2,080	8,274	—

Cash – end of period	$67	$2,058	$67

Supplemental Cash Flow Disclosures:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

See accompanying notes to financial statements.

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (unaudited)

September 30, 2008

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tech Power, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Tech Power’s audited 2007 annual financial statements and notes thereto filed with the SEC on form 10KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Tech Power’s 2007 annual financial statements have been omitted.

NOTE 2 – GOING CONCERN

Tech Power’ financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $34,842 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2008, all of which raise substantial doubt about Tech Power’s ability to continue as a going concern.

NOTE 3 – ACCRUED EXPENSES – RELATED PARTY

The Company has a payable due to a related party, the son of the Company’s CEO, totaling $16,393 at September 30, 2008, related to operating expenses of the Company that were paid for by the related party.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

The Company received a loan of $2,500 from a related party, the daughter of the Company’s CEO, in June 2007, to be used for working capital. The loan is non-interest bearing and is secured by 50,000 shares of the Company’s common stock. The loan principal is due in full on January 1, 2009.

The Company received a loan of $6,000 from a related party, the son of the Company’s CEO, in July 2008, in exchange for services rendered. The loan is non-interest bearing. The loan principal is due in full on July 1, 2009.

Imputed interest on the above loans in the amount of $268 is included as an increase to additional paid in capital.

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

In the future we plan on developing a website to enable our Technology Service providers to have access to leads as they are developed. This will further streamline operations and reduce costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

TECH POWER, INC.

Date: December 19, 2008
/s/ Matthew J. Marcus

Matthew J. Marcus
Chief Executive Officer and Chief Financial Officer