Form 10-K
Tech Power, Inc.
filed 2009-04-15
CIK 1420419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-52978

Tech Power, Inc.
(Name of Small Business Issuer in its charter)

NEVADA	72-1530097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number

18031 Irvine Blvd. Suite 101 Tustin, CA	92780
(Address of principal executive offices)	(Zip code)

(714) 832-5386
Issuer's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☒  No ☐

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

The aggregate market value of the issuer’s voting and non-voting common equity held as of March 31, 2009 by non-affiliates of the issuer was approximately $0. As of March 31, 2009, there were 2,114,625 shares of common stock outstanding.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 31, 2009, the Company had 2,114,625 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

TECH POWER, INC.

TABLE OF CONTENTS
			Page
Part I
	Item 1.	Description of Business	4
	Item 2.	Description of Property	9
	Item 3.	Legal Proceedings	9
	Item 4.	Submission Of Matters To A Vote Of Security Holders	9

Part II
	Item 5.	Market For Common Equity and Related Stockholder Matters	9
	Item 6.	Management Discussion and Analysis	10
	Item 7.	Financial Statements	11
	Item 8.	Changes In And Disagreements With Accountants On	11
		Accounting And Financial Disclosures
	Item 8A.	Controls and Procedures	11
	Item 8B.	Other Information	12

Part III
	Item 9.	Directors, Executive Officers, Promoters And Control Persons	12
		Compliance With Section 16(A) of The Exchange Act
	Item 10.	Executive Compensation	14
	Item 11.	Security Ownership of Certain Beneficial Owners and Management	15
	Item 12.	Certain Relationships and Related Transactions	15
	Item 13.	Exhibits	16
	Item 14.	Principal Accounting Fees and Services	16

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

Tech Power, Inc. focuses on providing Financial Information Technology consulting on a monthly or annual contract basis and technical support of installed computer hardware and software to businesses.  By extending the useful life of their installed equipment our clients receive enhanced ROI (return on investment) and added value to their Financial Information Technology systems.

Financial Information Technology Consulting

Tech Power is focused on providing consulting to firms needing Financial Information Technology and Financial Management Information Systems.  The company is focused on providing support to non profit organizations, brokerage firms, banks, mortgage companies, and other related financial information technology software and hardware users.

Financial Information Technology solutions division is a customer service role employing consultants with Microsoft and IT knowledge on a daily basis, logging client problems and resolving them in a patient manner. Consultants utilize their relevant experience in experience with related IS customer service, technical or hardware software MIS area.

Moreover, we utilize candidates with excellent knowledge of at least two Computer Packages from the following list: Microsoft Outlook, Microsoft Exchange, Microsoft Word, Microsoft PowerPoint, Microsoft Excel or Microsoft Access.  The company is FIT seeking consultants with Customer Service, Troubleshooting, Windows OS, Windows NT experience.

Tech Power Support Hotline

Tech Power also operates the Tech Power Support Hotline whish is answered with a professionally-recorded greeting that is customized to route the caller through specific hardware or software questions to quickly identify our client’s current problem.  The caller has the option of reaching a specific department such as wireless support, PC support, Mac support, or Internet support.

The caller is able to contact a specific technical service agent by extension, dial by name directory, operator, or listen to useful hotline computer tips recording to build up customer loyalty.  If the caller requests an extension, an electronic receptionist will connect the call to the appropriate technical support staff member immediately.

On the back end of the system, the electronic receptionist will be able to reach our technical support staff quickly even if they aren't available by phone.  If after 30 seconds there is no answer, calls will be sent into a voicemail to leave a message.  The receptionist program will then send an e-mail attachment of the message to the email inbox of the technical support staff member so they can listen to it on their computer.  The staff is also able to access their messages by phone.

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

Our marketing targets the Southern California.  We will add additional groups as we expand our target marketing reach into new regions.

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

Employees

We currently have one part-time employee, Matthew J. Marcus, our CEO, President, Chief Financial Officer and Secretary.

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

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our principal executive offices at 18031 Irvine Blvd, Suite 101, Tustin, California, where our President maintains his business offices. We use this office space on a month to month basis free of charge. We believe that this space is sufficient for our current requirements. The Company does not own or rent any properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2008.

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

Holders

As of March 31, 2009, there were forty-five (45) shareholders of our common stock.

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

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 6, 2008 our accountant, Maddox Ungar & Silberstein, PLLC resigned as our auditing firm.  On December 1, 2008 we engaged the services of M&K CPAS, LLC as our new independent audit firm.  We have had no disagreements with Maddox Ungar Silberstein, PLLC.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of our Disclosure Controls.

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report of Internal Control over Financial Reporting .

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

M&K CPA’s, LLC., our independent registered public accounting firm, has not issued an attestation report on the effectiveness of our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about our sole officer and director.

NAME	AGE	POSITION
Matthew Marcus	35	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Mr. Marcus initially will devote approximately 20% of his time, per week, to our affairs. If and when our business operations increase and a more extensive time commitment is needed, he is prepared to devote more time even on a full-time basis.

His employment experiences during the last years are with Synergy Investment Group, Inc. from 2000 to July 2006 as an independent FINRA licensed stockbroker.  Mr. Marcus focused on providing financial advisory services targeting the officers and directors of closely held corporations.

Prior to founding an interactive financial web site and joining Synergy Investment group Mr. Marcus had experience working for Prudential Securities, Smith Barney, and Prudential Securities in his early twenties.

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

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until the year ended December 31, 2008.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Matthew Marcus President Chief Executive Officer and Director
	2008	$0	$0	$0	$0	$0	$0	$0	$0
	2007	$0	$0	$0	$0	$0	$0	$0	$0

Our shareholders may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities

Stock Options

We do not have, nor do we anticipate adopting a stock option plan. Additionally, we do not have any retirement, pension, profit sharing, stock option or other similar programs.

Employment Contracts

We currently have an employment agreement in place with our President and CEO, Matthew J. Marcus.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  table  sets  forth  each  person  known  by the Company to be the beneficial  owner of five  percent or more of the  common  stock of the Company and the sole  director  and officer of Company.  Each such person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (2)	Percent of Class
Mitchell S. Marcus [1] 21356 Nordhoff Street, Suite 106 Chatsworth, CA 91311	1,820,000	86.07%

[1] Mitchell S. Marcus was elected CEO, President, Chief Financial Officer and Secretary of the Company on July 17, 2002.  He resigned as CEO, President, Chief Financial Officer and Secretary of the Company on September 26, 2008.

[2] The original shares issued to Mitchell Marcus were issued pursuant to a Section 4(2) exemption of Securities Act of 1933 as amended.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following shareholders are related to Matthew J. Marcus our sole director and officer: Mitchell Marcus, father; Meredith Marcus, sister; Imanda Marcus, sister; Al Marcus, grandfather.  This offering was made in California in reliance on an exemption from registration with the SEC provided by section 3(b) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D promulgated there under by the SEC.

The Company utilizes the office space and equipment of its sole officer and director at no cost. Management estimated such amounts to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

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

32.1                                      Certification of the Principal Executive Officer pursuant to
                                             U.S.C. Section 1350 as adopted pursuant to Section 906 of the
                                             Sarbanes-Oxley Act of 2002

32.2                                      Certification of the Principal Financial Officer pursuant to
                                             U.S.C. Section 1350 as adopted pursuant to Section 906 of the
                                             Sarbanes-Oxley Act of 2002

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees billed to us for the fiscal year ended December 31, 2008 by our outside auditor:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2008	December 31, 2007
Audit Fees	$1,500.00	$4,400.00
Audit Related Taxes	$-	$-
Tax Fees	$-	$-
Other Fees	$-	$-

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair our accountants' independence. Since we do not have an Audit Committee, the function of the Audit Committee is carried out by our board of directors, which presently comprises Mr. Matthew Marcus.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 The Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECH POWER, INC
Date: March 31, 2009	/s/ Matthew Marcus Mr. Matthew Marcus Chief Executive Officer

Date: March 31, 2009	/s/ Matthew Marcus Mr. Matthew Marcus Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2009	/s/ Matthew Marcus Mr. Matthew Marcus Director

TECH POWER, INC.
(A Development Stage Company)

FINANCIAL REPORT
FOR THE YEARS ENDED
DECEMBER 31, 2008 and 2007

TECH POWER, INC.
(A Development Stage Company)

CONTENTS

FINANCIAL STATEMENTS
Balance Sheets	F-2
Statements of Operations	F-3
Statement of Stockholders’ Deficit	F-4
Statements of Cash Flows	F-5
NOTES TO THE FINANCIAL STATEMENTS	F-6-8

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash and equivalents	$48,598	$2,080

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accrued expenses – related party	$16,393	$1,863
Note payable – related party	8,500	2,500
Total liabilities	24,893	4,363

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 25,000,000 shares authorized, 2,114,625 shares issued and outstanding	2,115	2,115
Additional paid-in capital	7,901	7,633
Deficit accumulated during the development stage	13,689	(12,031)
Total stockholders’ equity (deficit)	23,705	(2,283)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$45,598	$2,080

See accompanying notes to financial statements.

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007
Period from July 17, 2002 (Inception) to December 31, 2008

			Period fromJuly 17, 2002(Inception)to December31, 2008

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenues	$50,000	$--	$50,000

General and administrative expenses Bank Service Charge Interest Expense Postage & Delivery Professional Fees: Accounting Fees	22,551 20 268 12 1,500	10,725 - - - -	33,276 20 268 12 1,500
	24,351	10,725	35,076
Net (loss) before other income (expense)	25,649	(10,725)	14,924

Other income (expense)
Dividend income	70	168	780
Escrow fees	-	-	(2,016)
Total other income (expense)	70	168	(1,236)

Net income or (loss)	$25,719	$(10,557)	$13,689

Net income per share:
Basic and diluted	$0.01	$-0-	$(0.01)

Weighted average shares outstanding:
Basic and diluted	2,114,625	2,114,625	2,114,625

See accompanying notes to financial statements.

 TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Period January 1, 2006 – December 31, 2008

	Common stock
	Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total
Balance – January 1, 2006	2,114,615	$2,115	$7,633	$(1,804)	$7,944
Net income for the year ended December 31, 2006	-	-	-	330	330
Balance - December 31, 2006	2,114,615	2,115	7,633	(1,474)	8,274
Net income for the year ended December 31, 2007	-	-	-	(10,557)	(10,557)
Balance – December 31, 2007	2,114,615	2,115	7,633	(12,031)	(2,283)
Imputed interest on shareholder loan			268		268
Net (loss) for the year ended December 31, 2008	-	-		25,719	22,719
Balance – December 31, 2008	2,114,615	$2,115	$7,901	$13,689	$20,704

See accompanying notes to financial statements.

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007
 Period from July 17, 2002 (Inception) to December 31, 2008

			Period from
			July 17, 2002
			(Inception)
	Year Ended	Year Ended	to December
	December 31, 2008	December 31, 2007	31, 2008
Cash Flows from Operating Activities
Net income (loss)	$25,719	$(10,557)	$13,689
Imputed interest on sharefolder loan	268		268
Change in non-cash working capital items
Increase in accrued expenses-related party	14,531	1,863	16,393
Net cash provided by (used in) operating activities	40,518	(8,694)	30,350

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	-	9,748
Loan received from related party	6,000	2,500	8,500
Net cash provided by financing activities	6,000	2,500	18,248

Net increase (decrease) in cash	46,518	(6,194)	48,598

Cash – beginning of period	2,080	8,274	-
Cash – end of period	$48,598	$2,080	$48,598

Supplemental Cash Flow Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

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

Cash and Cash Equivalents

Tech Power, Inc. considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2008 and 2007, respectively, the Company had $48,698 and $2,080 of unrestricted cash that was held in a money market account, to be used for future business operations.

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
December 31, 2008

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

Basic income per share

Basic income per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Tech Power, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – LIQUIDITY AND GOING CONCERN

Tech Power, Inc. has limited working capital, has received non-recurring revenues from sales of products or services, and experienced an operating gain for the year ended December 31, 2008.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – ACCRUED EXPENSES – RELATED PARTY

The Company has a payable due to a related party, the son of the Company’s CEO, totaling $16,393 at December 31, 2008, related to operating expenses of the Company that were paid for by the related party.

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