Form 10-Q
period 2009-05-20
Tech Power, Inc.
filed 2009-05-20
CIK 1420419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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
(Issuer’s Telephone Number)

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

As of May 20, 2009, the Company had 2,114,625 shares of common stock issued and outstanding.

FORM 10-Q
TECH POWER, INC.
INDEX

		Page
PART I	Financial Information

	Item 1. Financial Statements (Unaudited)

	Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	1

	Statements of Operations for the Three Months Ended March 31, 2009 and 2008 and for the period from July 17, 2002 (inception) through March 31, 2009 (Unaudited)	2

	Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 and for the period from July 17, 2002 (inception) through March 31, 2009 (Unaudited)	3

	Notes to Financial Statements as of March 31, 2009 (Unaudited)	4

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations	6

	Item 3. Qualitative and Quantitative Disclosures About Market Risk	7

	Item 4T. Controls and Procedures	7

PART II	Other Information

	Item 1. Legal Proceedings	8

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

	Item 3. Defaults Upon Senior Securities	8

	Item 4. Submission of Matters to a Vote of Security Holders	8

	Item 5. Other Information	8

	Item 6. Exhibits	8

	Signatures	9

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of March 31, 2009 and December 31, 2008

	March 31 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and equivalents	$2,480	$48,598

Other Assets
Note receivable – related party	45,000	0

TOTAL ASSETS	$47,480	$48,598

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses – related party	$16,218	$16,393
Note payable – related party	8,500	8,500
Total liabilities	24,718	24,893

Stockholders’ Deficit
Common Stock, $.001 par value, 25,000,000 shares authorized, 2,114,625 shares issued and outstanding	2,115	2,115
Additional paid-in capital	7,901	7,901
Net income during the development stage	12,746	13,689
Total stockholders’ deficit	22,762	23,705

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$47,480	$45,598

See accompanying notes to financial statements.

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)

Three Months Ended March 31, 2009 and 2008
And the Period from July 17, 2002 (Inception) to March 31, 2009

			Period from
	Three Months Ended	Three Months Ended	July 17, 2002 (Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Revenues	$-	$-	$50,000

General and administrative expenses	1,170	4,420	35,267

Net loss before other income (expense)	(1,170)	(4,420)	14,733

Other income (expense)
Dividend income	52	7	122
Interest income	216		216
Interest expense	(41)		(309)
Escrow fees	-	-	(2,016)
Total other income (expense)	227	7	(1,987)

Net income / (loss)	$ (943)	$(4,413)	$12,746

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$0.01

Weighted average shares outstanding:
Basic and diluted	2,114,625	2,114,625	2,114,625

See accompanying notes to financial statements.

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)

Three Months Ended March 31, 2009 and 2008
 And the Period from July 17, 2002 (Inception) to March 31, 2009

			Period from
	Three Months Ended	Three Months Ended	July 17, 2002, (Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Cash Flows from Operating Activities
Net income / (loss)	$(943)	$(4,413)	$12,746
Adjustments to reconcile net loss to net cash Used in operating activities:
Imputed interest on shareholder loans	-	-	268
Change in non-cash working capital items
(Increase) in prepaid expenses	-	-	-
Increase in accrued expenses	-	-	-
Increase / (decrease) in accrued expenses- related party	(175)	2,400	16,218
Net cash provided by / (used in) operating activities	(1,118)	(2,013)	29,232

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	-	9,748
Loan received from related party	-	-	8,500
Loan to related party	(45,000)	-	(45,000)
Net cash used in financing activities	(45,000)	-	(26,752)

Net increase (decrease) in cash	(46,118)	(2,013)	2,480

Cash – beginning of period	48,598	2,080	-
Cash – end of period	$2,480	$67	$2,480

Supplemental Cash Flow Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (unaudited)

March 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements, including the estimated useful lives of tangible and intangible assets. Management believes the estimates used in preparing the financial statements are reasonable and prudent. Actual results could differ from these estimates.

NOTE 2 - GOING CONCERN

Tech Power, Inc. has limited working capital and has received minor revenues so far from a one-time sale of services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Tech Power, Inc. to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its future capital requirements and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 3 – NOTE RECEIVABLE – RELATED PARTY

The Company has a loan to a related party, the Company’s CEO, totaling $45,000 at March 31, 2009.  The loan is unsecured.  The Company does not anticipate repayment during 2009.  Accordingly, the loan is classified as a non-current liability.

NOTE 4 – ACCRUED EXPENSES – RELATED PARTY

The Company has a payable due to a related party, the son of the Company’s CEO, totaling $16,218 at March 31, 2009, related to operating expenses of the Company that were paid for by the related party.

NOTE 5 – NOTE PAYABLE – RELATED PARTY

The Company received a loan of $2,500 from a related party, the daughter of the Company’s CEO, in June 2007, to be used for working capital.  The loan is non-interest bearing and is secured by 50,000 shares of the Company’s common stock. The loan principal is due in full on July 1, 2009.

TECH POWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (unaudited)

March 31, 2009

NOTE 5 – NOTE PAYABLE – RELATED PARTY (continued)

The Company received a loan of $6,000 from a related party, the son of the Company’s CEO, in July 2008, to be used for working capital.  The loan is non-interest bearing. The loan principal is due in full on July 1, 2009.

Prior years’ imputed interest on the above loans in the amount of $268 is included as an increase to additional paid in capital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We  carried out an evaluation, under the supervision and with the participation   of  our  management,  including   our   principal executive  officer  and  principal  financial  officer,  of   the effectiveness  of  our  disclosure controls  and  procedures  (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act (defined  below)).   Based  upon that evaluation,  our  principal executive officer and principal financial officer concluded that, as  of  the  end  of  the  period covered  in  this  report,  our disclosure controls and procedures were effective to ensure  that information required to be disclosed in reports filed  under  the Securities Exchange Act of 1934, as amended (the "Exchange  Act") is  recorded,  processed,  summarized  and  reported  within  the required time periods and is accumulated and communicated to  our management,   including  our  principal  executive  officer   and principal  financial  officer, as  appropriate  to  allow  timely decisions regarding required disclosure.

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

Date: May 20, 2009
/s/ Matthew J. Marcus
Matthew J. Marcus
Chief Executive Officer and Chief Financial Officer